Form 10QSB
period 1997-06-30
ASPEN CAPITAL INC
filed 1997-12-19
CIK 854136

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

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

                            Yes X             No___

As of June 30, 1997, 1,250,000 shares of common stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                              INDEX
                                                              Page
                                                             Number
Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets as of June 30, 1997
               and December 31, 1996                          3

               Statement of Operations, Three Months
               Ended June 30, 1997                            4

               Statement of Operations, Six Months
               Ended June 30, 1997                            5

               Statement of Cash Flows, Three Months
               Ended June 30, 1997                            6

               Statement of Cash Flows, Six Months
               Ended June 30, 1997                            7

               Notes to Financial Statements                  8

     Item 2.   Management's Discussion and Analysis of
               Financial Conditions and Results of
               Operations                                     9

Part II.  Other Information                                  10

                        ASPEN CAPITAL, INC.

                          BALANCE SHEETS
                           (Unaudited)

                              ASSETS
                                               June 30    December 31
                                                 1997        1996
                                               --------   -----------
Current Assets
 Cash                                          $    365   $    919
  Total Current Assets                              365        919

Organization costs, net of amortization             200        225

  Total Assets                                 $    565   $  1,144


             LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable                             $  2,314   $    182
  Total Current Liabilities                       2,314        182

Stockholders' (Deficit):
  Preferred Stock, $.0001 par value,
  5,000,000 shares authorized
  none issued and outstanding                         -          -

  Common Stock, $.0001 par value,
  100,000,000 shares authorized
  1,250,000 shares issued and
  outstanding                                       125        125
Additional paid-in capital                       12,375     12,375
Accumulated deficit                             (14,249)   (11,538)
Total Stockholders' (Deficit)                    (1,749)       962

Total Liabilities and Stockholders' (Deficit) $     565   $  1,144

The accompanying notes are an integral part of the financial statements.

                       ASPEN CAPITAL, INC.

                     STATEMENT OF OPERATIONS
                           (Unaudited)

                Three Months Ended June 30, 1997

Revenues                                                 $         -

Operating Expenses:
     Professional fees                                           742
     Other                                                       765
       Total Operating Expenses                                1,507

Net Loss                                                  $   (1,507)

Per Share                                                 $      nil

Weighted Average Number of Shares
 Outstanding                                               1,250,000

The accompanying notes are an integral part of the financial statements.

                       ASPEN CAPITAL, INC.

                     STATEMENT OF OPERATIONS
                           (Unaudited)

                 Six Months Ended June 30, 1997

Revenues                                                 $         -

Operating Expenses:
     Professional fees                                         2,314
     Other                                                       397
       Total Operating Expenses                                2,711

Net Loss                                                  $   (2,711)

Per Share                                                 $      nil

Weighted Average Number of Shares
 Outstanding                                               1,250,000

The accompanying notes are an integral part of the financial statements.

                       ASPEN CAPITAL, INC.

                     STATEMENT OF CASH FLOWS
                           (Unaudited)

                 Three Months Ended June 30, 1997

Cash Flows Operating Activities:
     Net (loss)                                           $   (1,507)
     Amortization                                                 12
     Increase in accounts payable                              1,146

  Net Cash (Used in) Operating
   Activities                                                   (349)

Cash Flows from Investing Activities                               -

Cash Flows from Financing Activities                               -

(Decrease) in Cash                                              (349)

Cash, Beginning of Period                                        714

Cash, End of Period                                       $      365

Interest Paid                                             $        -

Income Taxes Paid                                         $        -

The accompanying notes are an integral part of the financial statements.

                       ASPEN CAPITAL, INC.

                     STATEMENT OF CASH FLOWS
                           (Unaudited)

                  Six Months Ended June 30, 1997

Cash Flows Operating Activities:
     Net (loss)                                           $   (2,711)
     Amortization                                                 25
     Increase in accounts payable                              2,132

  Net Cash (Used in) Operating
   Activities                                                   (554)

Cash Flows from Investing Activities                               -

Cash Flows from Financing Activities                               -

(Decrease) in Cash                                              (554)

Cash, Beginning of Period                                        919

Cash, End of Period                                       $      365

Interest Paid                                             $        -

Income Taxes Paid                                         $        -

The accompanying notes are an integral part of the financial statements.

                       ASPEN CAPITAL, INC.

                  NOTES TO FINANCIAL STATEMENTS
                    June 30, 1997 (Unaudited)

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

The Company generated no revenues during the quarter ended June 30, 1997, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At June 30, 1997, the Company had no material commitments for capital expenditures.

                    PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.  None.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.  None.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ASPEN CAPITAL, INC.

Date: December 18, 1997        By: /s/ Timothy J. Brasel
                                   Timothy J. Brasel, President

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically