Form 10QSB
period 1997-09-30
ASPEN CAPITAL INC
filed 1997-12-19
CIK 854136

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

                            Yes X             No___

As of September 30, 1997, 1,250,000 shares of common stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                              INDEX

                                                          Page
                                                         Number

Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets as of September 30, 1997
                 and December 31, 1996                     2

               Statement of Operations, Three Months
                 Ended September 30, 1997                       3

               Statement of Operations, Nine Months
                 Ended September 30, 1997                       4

               Statement of Cash Flows, Three Months
                 Ended September 30, 1997                       5

               Statement of Cash Flows, Nine Months
                 Ended September 30, 1997                       6

               Notes to Financial Statements                    7

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                8

Part II.  Other Information                                     8

                       ASPEN CAPITAL, INC.

                          BALANCE SHEETS
                           (Unaudited)

                              ASSETS
                                        September 30   December 31
                                            1997          1996
Current Assets
 Cash                                        $       525    $      919
  Total Current Assets                                525          919

Organization costs, net of amortization              188           225

  Total Assets                          $       713    $    1,144


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Accounts payable                        $     1,080    $      182
  Total Current Liabilities                        1,080           182

Stockholders' Equity (Deficit):
     Preferred Stock, $.0001 par value,
          5,000,000 shares authorized
          none issued and outstanding                 -             -
     Common Stock, $.0001 par value,
          100,000,000 shares authorized
          1,250,000 shares issued and
          outstanding                               125           125
     Additional paid-in capital                   14,875        12,375
     Accumulated deficit                         (15,367)      (11,538)
Total Stockholders' Equity (Deficit)                (367)          962

Total Liabilities and Stockholders'
 Equity (Deficit)                            $       713    $    1,144

The accompanying notes are an integral part of the financial statements.

                       ASPEN CAPITAL, INC.

                     STATEMENTS OF OPERATIONS
                           (Unaudited)

              Three Months Ended September 30, 1997

Revenues                                                 $         -

Operating Expenses:
     Professional fees                                           647
     Other                                                       471
       Total Operating Expenses                                1,118

Net Loss                                                  $   (1,118)

Per Share                                                 $      nil

Weighted Average Number of Shares
 Outstanding                                               1,250,000

The accompanying notes are an integral part of the financial statements.

                       ASPEN CAPITAL, INC.

                     STATEMENTS OF OPERATIONS
                           (Unaudited)

              Nine Months Ended September 30, 1997

Revenues                                                 $         -

Operating Expenses:
     Professional fees                                         2,557
     Other                                                     1,272
       Total Operating Expenses                                3,829

Net Loss                                                  $   (3,829)

Per Share                                                 $      nil

Weighted Average Number of Shares
 Outstanding                                               1,250,000

The accompanying notes are an integral part of the financial statements.

                       ASPEN CAPITAL, INC.

                     STATEMENTS OF CASH FLOWS
                           (Unaudited)

              Three Months Ended September 30, 1997

Cash Flows Operating Activities:
     Net (loss)                                           $   (1,118)
     Amortization                                                 12
     (Decrease) in accounts payable                           (1,234)

  Net Cash (Used in) Operating
   Activities                                                 (2,340)

Cash Flows from Investing Activities                               -

Cash Flows from Financing Activities
     Increase in additional paid-in capital                    2,500

  Net Cash Provided by Financing Activities                    2,500

Increase in Cash                                                 160

Cash, Beginning of Period                                        365

Cash, End of Period                                       $      525

Interest Paid                                             $        -

Income Taxes Paid                                         $        -

The accompanying notes are an integral part of the financial statements.

                       ASPEN CAPITAL, INC.

                     STATEMENTS OF CASH FLOWS
                           (Unaudited)

               Nine Months Ended September 30, 1997

Cash Flows Operating Activities:
     Net (loss)                                           $   (3,829)
     Amortization                                                 37
     Increase in accounts payable                                898

  Net Cash (Used in) Operating
   Activities                                                 (2,894)

Cash Flows from Investing Activities                               -

Cash Flows from Financing Activities
     Increase in additional paid in capital                    2,500

  Net Cash Provided by Financial Activities                    2,500

(Decrease) in Cash                                              (394)

Cash, Beginning of Period                                        919

Cash, End of Period                                       $      525

Interest Paid                                             $        -

Income Taxes Paid                                         $        -

The accompanying notes are an integral part of the financial statements.

                       ASPEN CAPITAL, INC.

                  NOTES TO FINANCIAL STATEMENTS
                  September 30, 1997 (Unaudited)

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

The Company generated no revenues during the quarter ended September 30, 1997, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 1997, the Company had no material commitments for capital expenditures.

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