Form 10KSB
period 1997-12-31
ASPEN CAPITAL INC
filed 1998-05-18
CIK 854136

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year ended: December 31, 1997

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

           5770 South Beech Court, Greenwood Village, Colorado 80121
          ----------------------------------------------------------
          (Address of principal executive offices including zip code)

Issuer's Telephone Number, Including Area Code:  (303) 221-7376

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

As of December 31, 1997, 1,250,000 shares of common stock were outstanding.

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

     The Company's offices are located at 5770 South Beech Court, Greenwood Village, Colorado 80121, and its telephone number is (303) 221-7376.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET INFORMATION. No public market for any securities of the Company has developed, and no firm has undertaken to make a market in the Company's securities.

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's $.0001 par value common stock at March 10, 1998 was approximately 10.

     (c) DIVIDENDS. No dividends have been declared or paid by the Company since inception.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     During the period from the Company's inception on July 1, 1996 to December 31, 1997, the Company engaged in no significant operations other than the search for possible acquisition candidates. No revenues were received by the Company during the fiscal year other than a limited amount of interest income. The Company experienced a net loss of $(3,545) during the period ended December 31, 1997, which was primarily the result of the legal and accounting costs of compliance with the reporting requirements of the securities laws, and general and administrative expenses.

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

     As of December 31, 1997, the Company had no material commitments for capital expenditures.

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

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Directors and Officers of the Company are as follows:

          Name                Age         Positions and Offices Held
          ----                ---         --------------------------
     Timothy J. Brasel        38        President, Secretary, Treasurer
                                        and Director

     James R. Sjoerdsma       36        Director

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

     TIMOTHY J. BRASEL. Mr. Brasel has served as President, Secretary, Treasurer and a director of the Company since July 1, 1996. He also serves as President and a Director of four other publicly-held "shells": Beechport Capital Corp., Cypress Capital, Inc., High Hopes, Inc. and Walnut Capital, Inc. Mr. Brasel also serves as an Secretary, Treasurer and a director of four other companies which were formed for the same purpose as the Company, which recently filed registration statements on Form 10-SB and have not yet been declared effective by the Securities and Exchange Commission: Calneva Capital Corp., Studio Capital Corp., Westlake Capital Corp. and Zirconium Capital Corp. From May 1995 until August 1997, Mr. Brasel served as President and a director of Universal Capital Corp., which completed an acquisition of Remarc International Inc. during August 1997. From July 1996 until December 1997, Mr. Brasel served as President and a director of Mahogany Capital, Inc. which completed an acquisition of Pontotoc Production Company, Inc. during December, 1997. From March 1990 until September 1994, Mr. Brasel served as President, Secretary, Treasurer and a Director of Prentice Capital, Inc., a publicly-held blank-check company which completed an acquisition of Universal Footcare, Inc. From March 1990 until August 1993, Mr. Brasel was President, Secretary and a Director of Brasel Ventures, Inc., a publicly-held blank-check company, which completed an acquisition of American Pharmaceutical Company. From April 1990 to February 1992, Mr. Brasel served as President, a Director and sole shareholder of Central Securities Transfer Corporation, a stock transfer company which is no longer in business. From January 1989 to May 1992, Mr. Brasel served as a Director of Coalmont, Inc., a publicly-held blank-check company that completed an acquisition of MCC Holdings, Inc. during May 1992. From July 1987 until May 1990, Mr. Brasel served as President of Eagle Vision, Inc., a publicly-held blank-check company that completed an acquisition of UMA Management Associates, Inc. From November 1988 to June 1990, he also served as President and a Director of L.I. Inc., a publicly-held blank-check company which completed an acquisition of Imaging Management Associates, Inc. Since January 1987, Mr. Brasel has been President and a Director of Bleu Ridge Consultants, Inc., a business and management consulting firm located in Denver, Colorado. Mr. Brasel received a Bachelor of Science Degree in Business Administration from Morningside College, Sioux City, Iowa in 1980.

    JAMES R. SJOERDSMA. Mr. Sjoerdsma has served as a Director of the Company since July 1996. He also serves as a director of three other companies which were formed at the same time and for the same purpose as the Company: Walnut Capital, Inc. and Cypress Capital, Inc. Mr. Sjoerdsma has been employed by Genencor International, Inc., Palo Alto, California, since 1990. He currently served as Director, Worldwide Human Resources, Research and Development for Genencor. From 1982 until 1990, he was employed by Rockwell International as Manager of Human Resources. Mr. Sjoerdsma has been written up in several publications for pioneering some of the most advanced pay and people systems. Mr. Sjoerdsma served as a director of Grason Industries, Inc., a blank-check company, from January 1988 until March 1989, when it completed an acquisition; he served as a director of Emerald Eagle Corp., a blank-check company, from September 1987 until May 1992; and he served as President and a director of Tipton Industries, Inc., a blank-check company, from April 1987 until December 1987, when it completed an acquisition. Mr. Sjoerdsma also founded Peppy's Ice Cream, Inc., in 1987, in Palo, Iowa. He co-owned the business until 1994 when he sold it to relocate to California. Peppy's Ice Cream is one of the largest distributors of novelty ice cream products in the Cedar Rapids, Iowa City and Waterloo area. He received an MBA Degree with high honors from Novo University in 1987, and a Bachelor of Science Degree (Cum Laude) in economics and business from Cornell College in 1982. He received his SPHR (Senior Professional Human Resources) certificate in 1992.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 10, 1998, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Director individually and all Directors and Officers of the Company as a group:

 Name and Address           Amount of Beneficial
of Beneficial Owner              Ownership            Percentage of Class
-------------------         --------------------      -------------------
Timothy J. Brasel                  525,000<FN1>                 42.0%
5770 South Beech Court
Greenwood Village, CO 80121

James R. Sjoerdsma                 125,000                      10.0%
529 Seastorm Drive
Redwood City, CA 94065

J. J. Peirce                       100,000                       8.0%
5125 West Lake Avenue
Littleton, CO 80123

Chaos Systems LLC<FN2>             500,000                      40.0%
950 E. Harvard, No. 500
Denver, CO 80210

Brasel Family Partners, Ltd.       200,000                      16.0%
5770 South Beech Court
Greenwood Village, CO 80121

Charitable Remainder Trust          75,000                       6.0%
 of Timothy J. Brasel
5770 South Beech Court
Greenwood Village, CO 80121

Janet M. Brasel, Custodian          75,000                       6.0%
 for Tyler J. Brasel
5770 South Beech Court
Greenwood Village, CO 80121

Janet M. Brasel, Custodian          75,000                       6.0%
 for Colton R. Brasel
5770 South Beech Court
Greenwood Village, CO 80121

Janet M. Brasel, Custodian          50,000                       4.0%
 for Justin T. Brasel
5770 South Beech Court
Greenwood Village, CO 80121

All Executive Officers and         650,000                      52.0%
Directors as a Group
(2 Persons)
__________________

<FN1>
Includes 75,000 shares held by the Charitable Remainder Trust of Timothy J. Brasel; 50,000 shares held by the Charitable Remainder Trust of Timothy J. Brasel; 200,000 shares held by Brasel Family Partners; and 200,000 shares held by Janet M. Brasel as custodian for Tyler, Colton and Justin Brasel. Mr. Brasel is a trustee for the Charitable Remainder Trusts of Timothy J. Brasel and Mary Jane Brasel and the General Partner of Brasel Family Partners, Ltd.
<FN2>
Dr. Paul Dragul is the manager of Chaos Systems LLC.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On July 1, 1996, the Company issued a total of 1,250,000 shares of Common Stock to the following persons for a total of $12,500 in cash:

        NAME                 NUMBER OF SHARES        TOTAL CONSIDERATION
James R. Sjoerdsma                125,000                   $ 1,250
J. J. Peirce                      100,000                   $ 1,000
Charitable Remainder Trust
  of Timothy J. Brasel             75,000                   $   750
Charitable Remainder Trust
  of Mary Jane Brasel              50,000                   $   500
Brasel Family Partners, Ltd.      200,000                   $ 2,000
Janet M. Brasel, Custodian
  for Tyler Jay Brasel             75,000                   $   750
Janet M. Brasel, Custodian
  for Colton R. Brasel             75,000                   $   750
Janet M. Brasel, Custodian
  for Justin Thomas Brasel         50,000                   $   500
Chaos Systems LLC                 500,000                   $ 5,000
                                ---------                   -------
     Total                      1,250,000                   $12,500

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

27          Financial Data Schedule        Filed herewith electronically

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1997

                       ASPEN CAPITAL, INC.
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS
               FOR THE YEAR ENDED DECEMBER 31, 1997

                              INDEX

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

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Aspen Capital, Inc.
Aurora, CO

We have audited the accompanying balance sheet of Aspen Capital, Inc. (a development-stage company) as of December 31, 1997, and the related statements of operations, stockholders' (deficit) and cash flows for the year ended December 31, 1997, for the period from June 14, 1996 (date of inception) through December 31, 1996, and for the period from June 14, 1996 (date of inception) through December 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Aspen Capital, Inc. (a development-stage company) as of December 31, 1997, and the results of its operations, changes in its stockholders' (deficit) and its cash flows for the year ended December 31, 1997, for the period from June 14, 1996 (date of inception) through December 31, 1996, and for the period from June 14, 1996 (date of inception) through December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SCHUMACHER & ASSOCIATES, INC.
Schumacher & Associates, Inc.
Certified Public Accountants
12835 E. Arapahoe Road
Tower II, Suite 110
Englewood, CO 80112

March 25, 1998

                            ASPEN CAPITAL, INC.
                       (A Development Stage Company)

                               BALANCE SHEET
                             December 31, 1997

                                  ASSETS
Current Assets:
  Cash                                            $        63
       Total Current Assets                                63

Organization costs, net of amortization                   175

TOTAL ASSETS                                      $       238

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                $     1,108
  Advances payable, related parties                     2,500
       Total Current Liabilities                        3,608

TOTAL LIABILITIES                                       3,608

Stockholders' Equity:
  Preferred stock, $.0001 par value
   5,000,000 shares authorized,
   none issued and outstanding                              -
  Common stock, $.0001 par value
   100,000,000 shares authorized,
   1,250,000 issued and outstanding                       125
  Additional Paid In Capital                           12,375
  Accumulated (Deficit)                               (15,870)

TOTAL STOCKHOLDERS' EQUITY                             (3,370)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)     $       238

The accompanying notes are an integral part of the financial statements.

                             ASPEN CAPITAL, INC.
                       (A Development Stage Company)

                           STATEMENT OF OPERATIONS

                                                  For the       For the
                                               Period from      Period from
                                              June 14, 1996     June 14, 1996
                             For the year      (Inception)       (Inception)
                                Ended            Through           Through
                             December 31,      December 31,      December 31,
                                 1997              1996              1997
                             -----------      -------------     -------------

        Revenue               $        -        $        -        $        -
                              ----------        ----------        ----------
Expenses:
        Advertising                    -               501               501
        Amortization                  50                25                75
        Legal and audit fees       3,018            10,765            13,783
        Other                      1,264               247             1,511
                              ----------        ----------        ----------
                                   4,332            11,538            15,870
                              ----------        ----------        ----------
        Net (Loss)            $   (4,332)       $  (11,538)       $  (15,870)
                              ----------        ----------        ----------
        Per Share                    nil        $     (.01)       $     (.01)
                              ==========        ==========        ==========
Weighted Average Shares
        Outstanding            1,250,000         1,250,000         1,250,000
                              ==========        ==========        ==========

The accompanying notes are an integral part of the financial statements.

                             ASPEN CAPITAL, INC.
                        (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           For the Period from June 14, 1996 (date of inception) through
                               December 31, 1997

                     Pre-                           Addi-
                     ferred         Common          ional   Accumu-
                     No./   Stock   No./     Stock  Paid-in lated
                     Shares Amount  Shares   Amount Capital (Deficit)  Total
                     ------ ------ --------- ------ ------- --------- -------
Balance at            -     $ -            -  $  -  $     - $      -  $     -
June 14,
1996

Common stock          -       -    1,250,000   125   12,375        -   12,500
issued for
cash, at incep-
tion, at $.01
per share

Net loss-             -       -            -     -        -  (11,538) (11,538)
year ended
December 31,
1996

Balance at            -      -     1,250,000   125   12,375  (11,538)     962
December 31,
1996

Net loss-year         -      -             -     -        -   (4,332)  (4,332)
ended Decem-
ber 31, 1997

Balance at
December 31,
1997                  -    $ -     1,250,000  $125  $12,375 $(15,870) $(3,370)

The accompanying notes are an integral part of the financial statements.

                             ASPEN CAPITAL, INC.
                       (A Development Stage Company)

                          STATEMENT OF CASH FLOWS

                                                   For the         For the
                                                 Period from     Period from
                                                June 14, 1996   June 14, 1996
                              For the year       (Inception)     (Inception)
                                 Ended             Through         Through
                              December 31,       December 31,    December 31,
                                  1997               1996            1997
                              ------------      -------------   ------------
Operating Activities:
  Net (Loss)                    $(4,332)           $(11,538)      $(15,870)
  Adjustment to reconcile
  net (loss to net cash
  provided by operating
  activities:
    Amortization                     50                  25             75
    Increase (decrease) in
      accounts payable and
      accrued expenses              926                 (68)           858
                                -------            --------       --------
  Net Cash (Used in)
    Operating Activities         (3,356)            (11,581)       (14,937)
                                -------            --------       --------
Cash Flows from Investing
  Activities                          -                   -              -

Cash Flows from Financing
  Activities:

  Advances from related
    parties                       2,500                   -          2,500
  Issuance of common stock            -              12,500         12,500
                                -------            --------       --------
Net Cash Provided by
  Financing Activities            2,500              12,500         15,000
                                -------            --------       --------
Increase (Decrease) in Cash        (856)                919             63

Cash, Beginning of Period           919                   -              -

Cash, End of Period             $    63           $    919        $     63
                                =======           ========        ========
Interest Paid                   $     -           $      -        $      -
                                =======           ========        ========
Income Taxes Paid               $     -           $      -        $      -
                                =======           ========        ========

The accompanying notes are an integral part of the financial statements.

                            ASPEN CAPITAL, INC.
                      (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS
                            December 31, 1997

(1)  Summary of Accounting Policies

     This summary of significant accounting policies of Aspen Capital, Inc. Company) is presented to assist in understanding the Company's financial tatements. The financial statements and notes are representations of the ompany's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

     (d)  Income Taxes

          As of December 31, 1997, the Company had net operating losses available for carryover to future years of approximately $15,870, expiring in various years through 2012. Utilization of these carryovers may be limited if there is a change in control of the Company. As of December 31, 1997, the Company has total deferred tax assets of approximately $3,174 due to operating loss carryforwards. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $3,174. Thus, no tax assets have been recorded in the financial statements as of December 31, 1997.

(2)   Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since inception and has a net working capital deficiency. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management is attempting to locate a business combination candidate.

                       ASPEN CAPITAL, INC.
                  (A Development Stage Company)

In view of these matters, continuing as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations or completion of a successful business combination. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

(3)   Common Stock Issued

     During the period ended December 31, 1996 the Company issued 1,250,000 restricted shares of common stock for $12,500 cash.

(4)  Related Party Transaction

     The Company uses the office of a shareholder at no cost. The Company expects this arrangement to continue until the Company commences planned operations.

     During the year ended December 31, 1997, advances totalling $2,500 were made to the Company by two shareholders of the Company. These advances have no written repayment terms, do not bear interest, and are uncollateralized.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                 ASPEN CAPITAL, INC.

Dated: April 30, 1998            By: /s/ Timothy J. Brasel
                                     Timothy J. Brasel, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      SIGNATURE                     TITLE                  DATE

/s/ Timothy J. Brasel         President, Secretary,     April 30, 1998
Timothy J. Brasel             Treasurer (Principal
                              Financial and Account-
                              ing Officer) and
                              Director

/s/ James R. Sjoerdsma        Director                  April 30, 1998
James R. Sjoerdsma