Form 10QSB
period 1998-06-30
ASPEN CAPITAL INC
filed 1998-08-14
CIK 854136

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1998

                         Commission File Number: 0-21241

                              ASPEN CAPITAL, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                        84-1349555
-------------------------------             --------------------------------
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

                            Yes X             No___

As of June 30, 1998, Registrant had 1,250,000 shares of common stock, $.0001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                    INDEX
                                                          Page
                                                         Number

Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets as of June 30, 1998
                 (Unaudited) and December 31, 1997         3

               Statements of Operations, Three Months
                 Ended June 30, 1998 and June 30,
                 1997 (Unaudited)                          4

               Statements of Operations, Six Months
                 Ended June 30, 1998 and June 30,
                 1997 (Unaudited)                          5

               Statements of Cash Flows, Six Months
                 Ended June 30, 1998 and June 30,
                 1997 (Unaudited)                          6

               Notes to Financial Statements               7

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                8

Part II.  Other Information                                9

                               ASPEN CAPITAL, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS

                                              June 30,       December 31,
                                                1998             1997
                                              --------       ------------

Current Assets
 Cash                                         $      4        $     63
                                              --------        --------
  Total Current Assets                               4              63

Organization costs, net of amortization            150             175
                                              --------        --------
  Total Assets                                $    154        $    238
                                              ========        ========


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable                            $  5,110        $  1,108
  Advances payable, related parties              2,500           2,500
                                              --------        --------
     Total Current Liabilities                   7,610           3,608

Stockholders' (Deficit):
  Preferred Stock, $.0001 par value,
   5,000,000 shares authorized
   none issued and outstanding                    -               -
   Common Stock, $.0001 par value,
   100,000,000 shares authorized
   1,250,000 shares issued and
   outstanding                                     125             125
  Additional paid-in capital                    12,375          12,375
  Accumulated deficit                          (19,956)        (15,870)
                                              --------        --------
Total Stockholders' (Deficit)                   (7,456)         (3,370)
                                              --------        --------

Total Liabilities and Stockholders'
  (Deficit)                                   $    154        $    238
                                              ========        ========









The accompanying notes are an integral part of the financial statements.

                                ASPEN CAPITAL, INC.

                              STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three Months       Three Months
                                           Ended              Ended
                                          June 30,          June 30,
                                           1998               1997
                                        ------------       ------------

Revenues                                $        -         $        -
                                        ----------         ----------

Operating Expenses:
  Professional fees                          2,518                742
  Other                                         42                765
                                        ----------         ----------
     Total Operating Expenses                2,560              1,507
                                        ----------         ----------
Net Loss                                $   (2,560)        $   (1,507)
                                        ----------         ----------

Per Share                               $      nil         $      nil
                                        ==========         ==========

Weighted Average Number
 of Shares Outstanding                   1,250,000          1,250,000
                                        ==========         ==========


























The accompanying notes are an integral part of the financial statements.

                                ASPEN CAPITAL, INC.

                             STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                            Six Months Six Months
                                          Ended              Ended
                                         June 30,           June 30,
                                          1998               1997
                                        ----------         ----------

Revenues                                $        -         $        -

Operating Expenses:
  Professional fees                          4,001              2,314
  Other                                         85                397
                                        ----------         ----------
     Total Operating Expenses                4,086              2,711
                                        ----------         ----------
Net Loss                                $   (4,086)        $   (2,711)
                                        ----------         ----------

Per Share                               $      nil         $      nil
                                        ==========         ==========

Weighted Average Number
 of Shares Outstanding                   1,250,000          1,250,000
                                        ==========         ==========



























The accompanying notes are an integral part of the financial statements.

                              ASPEN CAPITAL, INC.

                            STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                        Six Months         Six Months
                                          Ended               Ended
                                         June 30,            June 30,
                                          1998                1997
                                        ----------         ----------

Cash Flows Operating Activities:
  Net (loss)                            $   (4,086)        $   (2,711)
  Amortization                                  25                 25
  Increase in accounts payable               4,002              2,132
                                        ----------         ----------
  Net Cash (Used in) Operating
   Activities                                  (59)              (554)
                                        ----------         ----------

Cash Flows from Investing
 Activities                                      -                  -
                                        ----------         ----------

Cash Flows from Financing
 Activities                                      -                  -
                                        ----------         ----------

(Decrease) in Cash                             (59)              (554)

Cash, Beginning of Period                       63                919
                                        ----------         ----------

Cash, End of Period                     $        4         $      365
                                        ==========         ==========

Interest Paid                           $        -         $        -
                                        ==========         ==========

Income Taxes Paid                       $        -         $        -
                                        ==========         ==========














The accompanying notes are an integral part of the financial statements.

                               ASPEN CAPITAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           June 30, 1998 (Unaudited)

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

The Company generated no revenues during the quarter ended June 30, 1998, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At June 30, 1998, the Company had no material commitments for capital expenditures.

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

                                   ASPEN CAPITAL, INC.


Date:  August 14, 1998             By:/s/ Timothy J. Brasel
                                      Timothy J. Brasel, President