Form 10QSB
period 1998-09-30
ASPEN CAPITAL INC
filed 1998-11-13
CIK 854136

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                               FORM 10-QSB




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period ended September 30, 1998


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


           5770 South Beech Court, Greenwood Village, Colorado 80121
          -----------------------------------------------------------
          (Address of principal executive offices including zip code)


                              (303) 721-0605
                        --------------------------
                        (Issuer's telephone number)







Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___

As of September 30, 1998, 1,250,000 shares of common stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                   INDEX

                                                                  PAGE
                                                                 NUMBER

Part I.  Financial Information

     Item I.  Financial Statements

              Balance Sheets as of September 30, 1998
              and December 31, 1997                                3

              Statement of Operations, Three Months
              Ended September 30, 1998 and                         4
              September 30, 1997

              Statement of Operations, Nine Months
              Ended September 30, 1998 and                         5
              September 30, 1997

              Statement of Cash Flows Nine Months
              Ended September 30, 1998 and                         6
              September 30, 1997

              Notes to Financial Statements                        7

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                           8

Part II.  Other Information                                        9

                           ASPEN CAPITAL, INC.

                            BALANCE SHEETS
                             (Unaudited)

                               ASSETS

                                                September 30  December 31
                                                     1998        1997
                                                ------------  -----------

Current Assets
  Cash                                          $     1,984   $       63
                                                -----------   ----------
     Total Current Assets                             1,984           63

Organization costs, net of amortization                 137          175
                                                -----------   ----------
     Total Assets                               $     2,121   $      238
                                                ===========   ==========


             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable                              $     2,432   $    1,108
  Advances payable, related parties                   4,500        2,500
                                                -----------   ----------
     Total Current Liabilities                        6,932        3,608
                                                -----------   ----------

Stockholders' Equity (Deficit):
  Preferred Stock, $.0001 par value,
    5,000,000 shares authorized
    none issued and outstanding                           -            -
  Common Stock, $.0001 par value,
    100,000,000 shares authorized
    1,250,000 shares issued and
    outstanding                                         125          125
  Additional paid-in capital                         12,375       12,375
  Accumulated deficit                               (17,311)     (15,870)
                                                -----------    ---------
Total Stockholders' Equity (Deficit)                 (4,811)      (3,370)
                                                -----------    ---------

Total Liabilities and Stockholders'
  Equity (Deficit)                              $     2,121    $     238
                                                ===========    =========








The accompanying notes are an integral part of the financial statements.

                              ASPEN CAPITAL, INC.

                           STATEMENTS OF OPERATIONS
                                (Unaudited)


                                          Three Months     Three Months
                                             Ended            Ended
                                          September 30,    September 30,
                                             1998             1997
                                          ------------     ------------


Revenues                                  $         -      $         -
                                          -----------      -----------
Operating Expenses:
  Professional fees                            (2,677)             647
  Other                                            32              471
                                          -----------      -----------
     Total Operating Expenses                  (2,645)           1,118
                                          -----------      -----------

Net Profit                                $     2,645      $    (1,118)
                                          -----------      -----------

Per Share                                 $       nil      $       nil
                                          ===========      ===========
Weighted Average Number
 of Shares Outstanding                      1,250,000        1,250,000
                                          ===========      ===========


























The accompanying notes are an integral part of the financial statements.

                              ASPEN CAPITAL, INC.

                           STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                           Nine Months      Nine Months
                                             Ended            Ended
                                          September 30,    September 30,
                                             1998             1997
                                          ------------     ------------

Revenues                                  $          -     $          -
                                          ------------     ------------

Operating Expenses:
  Professional fees                              1,324            2,557
  Other                                            117            1,272
                                          ------------     ------------
     Total Operating Expenses                    1,441            3,829
                                          ------------     ------------

Net Loss                                  $    (1,441)           (3,829)
                                          -----------      ------------
Per Share                                 $       nil      $        nil
                                          ===========      ============

Weighted Average Number
 of Shares Outstanding                      1,250,000         1,250,000
                                          ===========      ============


























The accompanying notes are an integral part of the financial statements.

                             ASPEN CAPITAL, INC.

                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                               Nine Months    Nine Months
                                                  Ended          Ended
                                               September 30,  September 30,
                                                  1998           1997
                                               -------------  -------------

Cash Flows Operating Activities:
  Net (loss)                                    $   (1,441)    $   (3,829)
  Amortization                                          38             37
  Increase in accounts payable                       1,324            898
                                                ----------     ----------

     Net Cash (Used in) Operating Activities           (79)        (2,894)
                                                ----------     ----------

Cash Flows from Investing Activities                     -              -
                                                ----------     ----------

Cash Flows from Financing Activities
  Increase in additional paid-in capital                 -          2,500
  Increase in advances from related parties          2,000              -
                                                ----------     ----------

     Net Cash Provided by Financial Activities       2,000          2,500
                                                ----------     ----------

Increase in Cash                                     1,921           (394)

Cash, Beginning of Period                               63            919
                                                ----------     ----------

Cash, End of Period                             $    1,984     $      525
                                                ==========     ==========

Interest Paid                                   $        -     $        -
                                                ==========     ==========

Income Taxes Paid                               $        -     $        -
                                                ==========     ==========

                             ASPEN CAPITAL, INC.

                        NOTES TO FINANCIAL STATEMENTS
                        September 30, 1998 (Unaudited)


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

The Company generated no revenues during the quarter ended September 30, 1998, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 1998, the Company had no material commitments for capital expenditures.

YEAR 2000 COMPLIANCE

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has assessed these issues as they relate to the Company, and since the Company currently has no operating business and does not use any computers, and since it has no customers or suppliers, it does not believe that there are any material year 2000 issues to disclose in this Report.

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



                                   ASPEN CAPITAL, INC.



Date: November 13, 1998            By: /s/ Timothy J. Brasel
                                       Timothy J. Brasel, President

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically