Form 10KSB
period 1998-12-31
ASPEN CAPITAL INC
filed 1999-03-30
CIK 854136

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year ended: December 31, 1998

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

As of December 31, 1998, 1,250,000 shares of common stock were outstanding.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET INFORMATION. No public market for any securities of the Company has developed, and no firm has undertaken to make a market in the Company's securities.

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's $.0001 par value common stock at March 10, 1999, was approximately 10.

     (c) DIVIDENDS. No dividends have been declared or paid by the Company since inception.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     During the period from the Company's inception on July 1, 1996 to December 31, 1998, the Company engaged in no significant operations other than the search for possible acquisition candidates. No revenues were received by the Company during the fiscal year other than a limited amount of interest income. The Company experienced a net loss of $(4,332) during the year ended December 31, 1998, which was primarily the result of the legal and accounting costs of compliance with the reporting requirements of the securities laws, and general and administrative expenses.

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

     As of December 31, 1998, the Company had no material commitments for capital expenditures.

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

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-9 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE.

    There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Company's inception.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Directors and Officers of the Company are as follows:

          Name                Age         Positions and Offices Held
          ----                ---         --------------------------

     Timothy J. Brasel        39        President, Secretary, Treasurer
                                        and Director

     James R. Sjoerdsma       37        Director

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

     TIMOTHY J. BRASEL. Mr. Brasel has served as President, Secretary, Treasurer and a director of the Company since July 1996. He serves as a Director of a publicly-held shell named Beechport Capital Corp. He also serves as a director of nine other companies which were formed in December 1996 for the same purpose as the Company. These companies are Westlake Capital Corp., Calneva Capital Corp., Studio Capital Corp., Zirconium Capital Corp., Royal Belle Capital Corp., Copper Capital Corp., Mercury Capital Corp., Hightop Capital Corp., and Antares Capital Corp. From December 1996 until September 1998, he served as President and a Director of Cypress Capital, Inc., which completed an acquisition of Terra Telecommunications, Inc. during September 1998. From September 1995 until January 1999, he served as President and a Director of High Hopes, Inc. which completed an acquisition of certain technology from Sanga e-Health LLC during January 1999. From May 1995 until August 1997, Mr. Brasel served as President and a director of Universal Capital Corp., which completed an acquisition of Remarc International Inc. during August 1997. From February 1996 until February 1997, Mr. Brasel served as President and a director of Capital 2000, Inc. which completed an acquisition of United Shields Corporation in February 1997. From July 1996 until December 1997, Mr. Brasel served as President and a director of Mahogany Capital, Inc. which completed an acquisition of Pontotoc Production Company, Inc. during December 1997. From July 1996 until May 1998, Mr. Brasel served as President and a director of Walnut Capital, Inc., which completed a merger with Links Ltd. during May 1998. From March 1990 until September 1994, Mr. Brasel served as President, Secretary, Treasurer and a Director of Prentice Capital, Inc., a publicly-held blank-check company which completed an acquisition of Universal Footcare, Inc. From March 1990 until August 1993, Mr. Brasel was President, Secretary and a Director of Brasel Ventures, Inc., a publicly-held blank-check company, which completed an acquisition of American Pharmaceutical Company. Since January 1987, Mr. Brasel has been President and a Director of Bleu Ridge Consultants, Inc., a business and management consulting firm located in Denver, Colorado. Mr. Brasel received a Bachelor of Science Degree in Business Administration from Morningside College, Sioux City, Iowa in 1980.

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

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and certain written representations, no persons who were either a director, officer, or beneficial owner of more than 10% of the Company's common stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 10, 1999, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Director individually and all Directors and Officers of the Company as a group:

 Name and Address           Amount of Beneficial
of Beneficial Owner              Ownership            Percentage of Class
-------------------         --------------------      -------------------

Timothy J. Brasel                  525,000 (1)               42.0%
5770 South Beech Court
Greenwood Village, CO 80121

James R. Sjoerdsma                 125,000                   10.0%
529 Seastorm Drive
Redwood City, CA 94065

J. J. Peirce                       100,000                    8.0%
5125 West Lake Avenue
Littleton, CO 80123

Chaos Systems LLC (2)              500,000                   40.0%
950 E. Harvard, No. 500
Denver, CO 80210

Brasel Family Partners, Ltd.       200,000                   16.0%
5770 South Beech Court
Greenwood Village, CO 80121

Charitable Remainder Trust          75,000                    6.0%
 of Timothy J. Brasel
5770 South Beech Court
Greenwood Village, CO 80121

Janet M. Brasel, Custodian          75,000                    6.0%
 for Tyler J. Brasel
5770 South Beech Court
Greenwood Village, CO 80121

Janet M. Brasel, Custodian          75,000                    6.0%
 for Colton R. Brasel
5770 South Beech Court
Greenwood Village, CO 80121

Janet M. Brasel, Custodian          50,000                    4.0%
 for Justin T. Brasel
5770 South Beech Court
Greenwood Village, CO 80121

All Executive Officers and         650,000                   52.0%
Directors as a Group
(2 Persons)
__________________

(1)  Includes 75,000 shares held by the Charitable Remainder Trust of Timothy
     J. Brasel; 50,000 shares held by the Charitable Remainder Trust of Timothy J. Brasel; 200,000 shares held by Brasel Family Partners; and 200,000 shares held by Janet M. Brasel as custodian for Tyler, Colton and Justin Brasel. Mr. Brasel is a trustee for the Charitable Remainder Trusts of Timothy J. Brasel and Mary Jane Brasel and the General Partner of Brasel Family Partners, Ltd.

(2)  Dr. Paul Dragul is the manager of Chaos Systems LLC.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On July 1, 1996, the Company issued a total of 1,250,000 shares of Common Stock to the following persons for a total of $12,500 in cash:

        NAME                 NUMBER OF SHARES        TOTAL CONSIDERATION
        ----                 ----------------        -------------------

James R. Sjoerdsma                125,000                   $ 1,250
J. J. Peirce                      100,000                   $ 1,000
Charitable Remainder Trust
  of Timothy J. Brasel             75,000                   $   750
Charitable Remainder Trust
  of Mary Jane Brasel              50,000                   $   500
Brasel Family Partners, Ltd.      200,000                   $ 2,000
Janet M. Brasel, Custodian
  for Tyler Jay Brasel             75,000                   $   750
Janet M. Brasel, Custodian
  for Colton R. Brasel             75,000                   $   750
Janet M. Brasel, Custodian
  for Justin Thomas Brasel         50,000                   $   500
Chaos Systems LLC                 500,000                   $ 5,000
                                ---------                   -------
     Total                      1,250,000                   $12,500

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

27          Financial Data Schedule        Filed herewith electronically

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                              ASPEN CAPITAL, INC.
                         (A Development Stage Company)

                             FINANCIAL STATEMENTS

                       FOR THE YEAR ENDED DECEMBER 31, 1998

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

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Aspen Capital, Inc.
Greenwood Village, CO

We have audited the accompanying balance sheet of Aspen Capital, Inc. (a development-stage company) as of December 31, 1998, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 1998 and December 31, 1997, and for the period from July 1, 1996 (date of inception) through December 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Aspen Capital, Inc. (a development-stage company) as of December 31, 1998, and the results of its operations, changes in its stockholders' (deficit) and its cash flows for the years ended December 31, 1998 and December 31, 1997, and for the period from July 1, 1996 (date of inception) through December 31, 1998 in conformity with generally accepted accounting principles.

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



                                       /s/ Schumacher & Associates, Inc.

                                       Schumacher & Associates, Inc.
                                       Certified Public Accountants
                                       12835 E. Arapahoe Road
                                       Tower II, Suite 110
                                       Englewood, CO 80112

February 20, 1998

                             ASPEN CAPITAL CORP.
                         (A Development Stage Company)

                                BALANCE SHEET
                              December 31, 1998

                                   ASSETS

Current Assets:
  Cash                                                      $      462
                                                            ----------
     Total Current Assets                                          462

Organization costs, net of amortization                            125
                                                            ----------
TOTAL ASSETS                                                $      587
                                                            ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                           $    1,537
 Advances payable, related parties                               4,500
                                                            ----------
     Total Current Liabilities                                   6,037
                                                            ----------
TOTAL LIABILITIES                                                6,037
                                                            ==========

Stockholders' Equity:
  Preferred stock, $.0001 par value 5,000,000 shares
   authorized, none issued and outstanding                           -
  Common stock, $.0001 par value 100,000,000 shares
   authorized, 1,250,000 issued and outstanding                    125
  Additional Paid In Capital                                    12,375
  Accumulated (Deficit)                                        (17,950)
                                                            ----------
TOTAL STOCKHOLDERS' (DEFICIT)                                   (5,450)
                                                            ----------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)               $      587
                                                            ==========















The accompanying notes are an integral part of the financial statements.

                             ASPEN CAPITAL CORP.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                For the
                                                              Period from
                                                                July 1,
                                                              1996 (date of
                                   For the       For the       inception)
                                 Year ended     Year ended      through
                                 December 31,   December 31,   December 31,
                                    1997           1998           1998
                                 -----------    -----------    ------------

Revenue                          $         -    $         -    $          -
                                 -----------    -----------    ------------

Expenses:
  Advertising                              -              -             501
  Amortization                            50             50             125
  Legal and audit fees                 1,929          3,018          15,712
  Other                                  101          1,264           1,612
                                 -----------    -----------    ------------
                                       2,080          4,332          17,950
                                 -----------    -----------    ------------

Net (Loss)                       $    (2,080)   $    (4,332)   $    (17,950)
                                 -----------    -----------    ------------

Per Share                                nil            nil            (.01)
                                 ===========    ===========    ============

Weighted Average Shares
 Outstanding                       1,250,000      1,250,000       1,250,000
                                 ===========    ===========    ============


















The accompanying notes are an integral part of the financial statements.

                             ASPEN CAPITAL CORP.
                        (A Development Stage Company)

               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     For the Period from July 1, 1996 (date of inception) through
                        December 31, 1998 (Unaudited)

                                                                    Additional
                        Preferred    Stock      Common     Stock     Paid-in    Accumulated
                        No./Shares   Amount   No./Shares   Amount    Capital     (Deficit)    Total
                        ----------   ------   ----------   ------   ---------   -----------  -------
Balance at July 1,
1996                             -   $    -            -   $     -   $    -     $      -     $     -

Common stock issued
for cash, at inception,
at $.01 per share                -        -    1,250,000       125    12,375           -      12,500

Net loss - year ended
December 31, 1996                -        -            -         -         -     (11,538)    (11,538)
                             -----   ------    ---------   -------   -------     -------      ------

Balance at December 31,
1996                             -        -    1,250,000       125    12,375     (11,538)        962

Net loss-year ended
December 31, 1997                -        -            -         -         -      (4,332)     (4,332)
                             -----   ------    ---------   -------   -------     -------      ------

Balance at December 31,
1997                             -        -    1,250,000       125    12,375     (15,870)     (3,370)

Net loss-year ended
December 31, 1998                -        -            -         -         -      (2,080)     (2,080)
                             -----   ------    ---------   -------   -------     -------      ------

Balance at December 31,
1998                             -   $    -    1,250,000   $   125   $12,375    $(17,950)    $(5,450)
                             =====   ======    =========   =======   =======    ========     =======













The accompanying notes are an integral part of the financial statements.

                             ASPEN CAPITAL CORP.
                        (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS

                                                                 For the
                                                               Period from
                                                                 July 1,
                                                              1996 (date of
                                   For the       For the       inception)
                                 Year ended     Year ended      through
                                 December 31,   December 31,   December 31,
                                    1997           1998           1998
                                 ------------   -----------    ------------
Operating Activities:
 Net (Loss)                      $     (2,080)  $    (4,332)    $   (17,950)
  Adjustments to reconcile
   net (loss) to net cash
   (used in) operating
   activities:
     Amortization                          50            50             125
     Increase in accounts
      payable and accrued
      expenses                            429           926           1,537
                                 ------------   -----------    ------------
 Net Cash (Used In)
  Operating Activities                 (1,601)       (3,356)        (16,288)
                                 ------------   -----------    ------------
Cash Flows from Investing
 Activities                                 -             -               -
                                 ------------   -----------    ------------
Cash Flows from Financing
 Activities:
  Organization costs incurred               -             -            (250)
  Advances from related parties         2,000         2,500           4,500
  Issuance of common stock                  -             -          12,500
                                 ------------   -----------    ------------
Net Cash Provided by (Used in)
  Financing Activities                  2,000         2,500          16,750
                                 ------------   -----------    ------------
Increase (Decrease) in Cash               399          (856)            462

Cash, Beginning of Period                  63           919               -
                                 ------------   -----------    ------------

Cash, End of Period              $        462   $        63    $        462
                                 ============   ===========    ============

Interest Paid                    $          -   $         -    $          -
                                 ============   ===========    ============

Income Taxes Paid                $          -   $         -    $          -
                                 ============   ===========    ============





The accompanying notes are an integral part of the financial statements.

                             ASPEN CAPITAL CORP.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                             December 31, 1998


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

     (a)  Description of Business

          The Company was organized on July 1, 1996 for the purpose of engaging in any lawful business but it is management's plan to seek a business combination. The Company is a development-stage company since planned principal operations have not commenced. The Company has selected December 31 as its year end.

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

                             ASPEN CAPITAL, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 1998


(1)  Summary of Accounting Policies, Continued

     (d)  Income Taxes

          As of December 31, 1998, the Company had net operating losses available for carryover to future years of approximately $17,950, expiring in various years through 2012. Utilization of these carryovers may be limited if there is a change in control of the Company. As of December 31, 1998, the Company has total deferred tax assets of approximately $3,590 due to operating loss carryforwards. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $3,590. Thus, no tax assets have been recorded in the financial statements as of December 31, 1998.

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

                              ASPEN CAPITAL, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                              December 31, 1998

(4)  Related Party Transactions

     The Company uses the office of a shareholder at no cost. The Company expects this arrangement to continue until the Company commences planned operations.

     During the year ended December 31, 1998 and 1997, advances totalling $2,000 and $2,500, respectively, were made to the Company by two shareholders of the Company. These advances have no written repayment terms, do not bear interest, and are uncollateralized.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                 ASPEN CAPITAL, INC.


Dated:  March 30, 1999           By:/s/ Timothy  J. Brasel
                                    Timothy J. Brasel, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      SIGNATURE                     TITLE                    DATE


/s/ Timothy J. Brasel         President, Secretary,    March 30, 1999
Timothy J. Brasel             Treasurer (Principal
                              Financial and Account-
                              ing Officer) and
                              Director

/s/ James J. Sjoerdsma        Director                 March 30, 1999
James R. Sjoerdsma