Form 10QSB
period 1999-03-31
ASPEN CAPITAL INC
filed 1999-05-14
CIK 854136

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                               FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1999

                       Commission File Number: 0-21241




                              ASPEN CAPITAL, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Nevada                                      84-1349555
-------------------------------           ---------------------------------
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

                            Yes X             No___

As of March 31, 1999, 1,250,000 shares of common stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                     INDEX

                                                          Page
                                                         Number

Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets as of March 31, 1999
                 (Unaudited) and December 31, 1998         3

               Statements of Operations, Three Months
                 Ended March 31, 1999 and March 31,
                 1998 (Unaudited)                          4

               Statements of Cash Flows, Three Months
                 Ended March 31, 1999 and March 31,
                 1998 (Unaudited)                          5

               Notes to Financial Statements               6

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                6

Part II.  Other Information                                7

                             ASPEN CAPITAL, INC.
                               BALANCE SHEETS
                                (Unaudited)


                                   ASSETS

                                              March 31       December 31
                                                1999            1998
                                             -----------     -----------
Current Assets
 Cash                                        $       436      $      462
                                             -----------      ----------
  Total Current Assets                               436             462

Organization costs, net of amortization              113             125
                                             -----------      ----------
  Total Assets                               $       549      $      587
                                             ===========      ==========


             LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                        $     2,207      $    1,537
     Advances payable, related parties             4,500           4,500
                                             -----------      ----------
  Total Current Liabilities                        6,707           6,037
                                             -----------      ----------

Stockholders' (Deficit):
     Preferred Stock, $.0001 par value,
          5,000,000 shares authorized
          none issued and outstanding                  -               -
     Common Stock, $.0001 par value,
          100,000,000 shares authorized
          1,250,000 shares issued and
          outstanding                                125             125
     Additional paid-in capital                   12,375          12,375
     Accumulated deficit                         (18,658)        (17,950)
                                             -----------      ----------
Total Stockholders' (Deficit)                     (6,158)         (5,450)
                                             -----------      ----------
Total Liabilities and
      Stockholders' (Deficit)                $       549      $      587
                                             ===========      ==========








The accompanying notes are an integral part of the financial statements.

                            ASPEN CAPITAL, INC.
                          STATEMENTS OF OPERATIONS
                               (Unaudited)

                                  Three Months        Three Months
                                     Ended               Ended
                                    March 31,           March 31,
                                      1999                1998
                                  -----------         -----------

Revenues                          $         -         $         -
                                  -----------         -----------

Operating Expenses:
     Professional fees                    670               1,484
     Other                                 38                  42
                                  -----------         -----------
       Total Operating Expenses           708               1,526
                                  -----------         -----------
Net Loss                          $      (708)        $    (1,526)
                                  ===========         ===========

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

                             ASPEN CAPITAL, INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                  Three Months        Three Months
                                     Ended               Ended
                                    March 31,           March 31,
                                      1999                1998
                                   ----------         ----------

Cash Flows Operating Activities:
     Net (loss)                    $     (708)        $   (1,526)
     Amortization                          12                 13
     Increase in accounts payable         670              1,484
                                   ----------         ----------

  Net Cash (Used in) Operating
   Activities                             (26)               (29)
                                   ----------         ----------

Cash Flows from Investing
 Activities                                 -                  -
                                   ----------         ----------
Cash Flows from Financing
 Activities                                 -                  -
                                   ----------         ----------

(Decrease) in Cash                        (26)               (29)
                                   ----------         ----------

Cash, Beginning of Period                 462                 63
                                   ==========         ==========

Cash, End of Period                $      436         $       34
                                   ==========         ==========

Interest Paid                      $        -         $        -
                                   ==========         ==========

Income Taxes Paid                  $        -         $        -
                                   ==========         ==========













The accompanying notes are an integral part of the financial statements.

                             ASPEN CAPITAL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                          March 31, 1999 (Unaudited)



(1)  Condensed Financial Statements

The financial statements included herein have been prepared by Aspen Capital, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations,and Aspen Capital, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1998 audited financial statements and the accompanying notes thereto.

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

(2)   Subsequent Event

The Company has received a letter of intent whereby the Company will acquire all of the issued and outstanding common stock of an entity from its shareholders.

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

The Company generated no revenues during the quarter ended March 31, 1999, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At March 31, 1999, the Company had no material commitments for capital expenditures.

YEAR 2000 COMPLIANCE

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has assessed these issues as they relate to the Company, and since the Company currently has no operating business and does not use any computers, and since it has no customers or supplier, it does not believe that there are any material year 2000 issues to disclose in this Report.

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

                                   ASPEN CAPITAL, INC.



Date: May 14, 1998                 By:/s/ Timothy J. Brasel
                                      Timothy J. Brasel, President

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                              ----------------

  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically