Form 10QSB
period 1999-06-30
ASPEN CAPITAL INC
filed 1999-07-29
CIK 854136

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1999


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

                            Yes X             No___

As of June 30, 1999, 1,250,000 shares of common stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                   INDEX

                                                                  PAGE
                                                                 NUMBER

Part I.  Financial Information

     Item I.  Financial Statements

              Balance Sheets as of June 30, 1999
              and December 31, 1998                                3

              Statement of Operations, Three Months
              Ended June 30, 1999 and June 30, 1998                4

              Statement of Operations, Six Months
              Ended June 30, 1999 and June 30, 1998                5

              Statement of Cash Flows, Three Months
              Ended June 30, 1999 and June 30, 1998                6

              Statement of Cash Flows, Six Months
              Ended June 30, 1999 and June 30, 1998                7

              Notes to Financial Statements                        8

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                           9

Part II.  Other Information                                       10

                             ASPEN CAPITAL, INC.
                               BALANCE SHEETS
                                (Unaudited)

                                   ASSETS

                                               June 30     December 31
                                                 1999          1998
Current Assets
 Cash                                        $       410    $      462
                                             -----------    ----------
  Total Current Assets                               410           462

Organization costs, net of amortization              100           125
                                             -----------    ----------

  Total Assets                               $       510    $      587
                                             ===========    ==========


             LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                        $     2,631    $    1,537
     Advances payable, related parties             4,500         4,500
                                             -----------    ----------
  Total Current Liabilities                        7,131         6,037
                                             -----------    ----------

Stockholders' (Deficit):
     Preferred Stock, $.0001 par value,
          5,000,000 shares authorized
          none issued and outstanding                  -             -
     Common Stock, $.0001 par value,
          100,000,000 shares authorized
          1,250,000 shares issued and
          outstanding                                125           125
     Additional paid-in capital                   12,375        12,375
     Accumulated deficit                         (19,121)      (17,950)
                                             -----------    ----------
Total Stockholders' (Deficit)                     (6,621)       (5,450)
                                             -----------    ----------

Total Liabilities and
      Stockholders' (Deficit)                $       510    $      587
                                             ===========    ==========








The accompanying notes are an integral part of the financial statements.

                            ASPEN CAPITAL, INC.
                          STATEMENTS OF OPERATIONS
                                (Unaudited)

                                       Three Months        Three Months
                                          Ended               Ended
                                         June 30,            June 30,
                                           1999                1998

Revenues                                         -          $        -
                                       -----------          ----------

Operating Expenses:
     Professional fees                         424               2,518
     Other                                      39                  42
                                       -----------          ----------
       Total Operating Expenses                463               2,560
                                       -----------          ----------

Net Loss                               $      (463)         $   (2,560)
                                       ===========          ==========

Per Share                              $       nil          $      nil
                                       ===========          ==========

Weighted Average Number
 of Shares Outstanding                   1,250,000           1,250,000
                                       ===========          ==========


























The accompanying notes are an integral part of the financial statements.

                              ASPEN CAPITAL, INC.
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                  Six Months          Six Months
                                     Ended               Ended
                                    June 30,            June 30,
                                      1999                1998

Revenues                          $         -         $         -
                                  -----------         -----------

Operating Expenses:
     Professional fees                  1,094               4,001
     Other                                 77                  85
                                  -----------         -----------
       Total Operating Expenses         1,171               4,086
                                  -----------         -----------

Net Loss                          $    (1,171)        $    (4,086)
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

                             ASPEN CAPITAL, INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                     Six Months          Six Months
                                        Ended              Ended
                                       June 30,           June 30,
                                         1999               1998

Cash Flows Operating Activities:
     Net (loss)                       $   (1,171)        $   (4,086)
     Amortization                             25                 25
     Increase in accounts payable          1,094              4,002
                                     -----------         ----------

  Net Cash (Used in) Operating
   Activities                                (52)               (59)
                                     -----------         ----------

Cash Flows from Investing
 Activities                                    -                  -
                                     -----------         ----------
Cash Flows from Financing
 Activities                                    -                  -
                                     -----------         ----------

(Decrease) in Cash                           (52)               (59)
                                     -----------         ----------

Cash, Beginning of Period                    462                 63
                                     ===========         ==========

Cash, End of Period                  $       410         $        4
                                     ===========         ==========

Interest Paid                        $         -         $        -
                                     ===========         ==========

Income Taxes Paid                    $         -         $        -
                                     ===========         ==========














The accompanying notes are an integral part of the financial statements.

                             ASPEN CAPITAL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                          June 30, 1999 (Unaudited)

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

(2)   Subsequent Event

The Company has signed a letter of intent whereby the Company will acquire all of the issued and outstanding common stock of an entity from its shareholders.

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

The Company generated no revenues during the quarter ended June 30, 1999, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At June 30, 1999, the Company had no material commitments for capital expenditures.

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

                                   ASPEN CAPITAL, INC.



Date: July 26, 1999                 By:/s/ Timothy J. Brasel
                                       Timothy J. Brasel, President